Form 10-K
period 2002-12-31
BA MORTGAGE SECURITIES INC MORT PASS THR CERT SERIES 1998-1
filed 2003-03-31
CIK 1060763

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                            For the fiscal year ended
                                December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. NOT APPLICABLE.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 2002: NOT APPLICABLE.

Number of shares of common stock outstanding as of December 31, 2002: NOT APPLICABLE.

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

Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. Reports on Form 8-K, dated as of November 22, 2002, December 10, 2002 and January 10, 2003, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed with respect to the period covered by this report.

ITEM 2. Properties.

NOT APPLICABLE

ITEM 3. Legal Proceedings.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The number of registered holders of all classes of
Certificates on December 31, 2002 were as following:
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

ITEM 8. Financial Statements and Supplementary Data.

See Item 14(a), Exhibits 99.1 and 99.2 for information provided in lieu of information required by Item 302 of Regulation S-K.

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

ITEM 13. Certain Relationships and Related Transactions.

Not Applicable.


PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) EXHIBITS

(99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.

(99.2) Annual Statements of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2002.

(b) Reports on Form 8-K, dated as of November 22, 2002,

December 10, 2002 and January 10, 2003, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed with respect to the period covered by this report.

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

                             By:  Bank of America, N.A., as Servicer


                             By:  /s/Judy Lowman
                             Judy Lowman
                             Vice President

     Date:  March 31, 2003


      Master Servicer's Sarbanes-Oxley Certification (1998 DB Transactions)

                   BANK OF AMERICA MORTGAGE SECURITIES, INC.,
                       MORTGAGE PASS-THROUGH CERTIFICATES,
                      SERIES SET FORTH ON EXHIBIT I HERETO

      I, Gary K. Bettin, a Senior Vice President of Bank of America, N.A., certify that:

1. I have reviewed the annual reports on Form 10-K for the calendar year 2002 and all monthly current reports on Form 8-K containing a copy of the monthly statement to certificateholders (the "Distribution Date Statements") delivered pursuant to Section 4.03(b) of the Pooling and Servicing Agreements listed on Exhibit I hereto (each, an "Agreement") filed in respect of periods included in the year covered by such annual reports of the trusts (each, a "Trust") formed pursuant to such Agreements;

2. Based on my knowledge, with respect to each Trust, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by each master servicer under each Agreement for inclusion in the related Trust's Distribution Date Statements is included in these reports;

4. I am responsible for reviewing the activities performed by each master servicer under each Agreement and based upon my knowledge and the annual compliance review required under each Agreement, and except as disclosed in the reports, each master servicer has fulfilled its obligations under each Agreement;

5. The reports disclose all significant deficiencies relating to each master servicer's compliance with the minimum servicing standards, based upon the report provided by each independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports; and

6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: Deutsche Bank National Trust Company.



                                          By:   /s/ Gary K. Bettin
                                                Name:  Gary K. Bettin
                                                Title: Senior Vice President

   PARTIES TO AGREEMENT                                  DATE OF AGREEMENT          SERIES
  =============================================================================================
Q75   Bank of America Mortgage Securities, Inc.,            April 1, 1998           1998-1
      Bank of America, N.A. and Deutsche Bank
      National Trust Company

Q76   Bank of America Mortgage Securities, Inc.,            May 1, 1998             1998-2
      Bank of America, N.A. and Deutsche Bank
      National Trust Company


EXHIBIT INDEX

Exhibit Document

     99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.

     99.2 Annual Statements of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2002.